Form 10-Q
period 1994-09-30
IDS SHURGARD INCOME GROWTH PARTNERS LP
filed 1994-11-14
CIK 822816

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from           to

For Quarter Ended September 30, 1994    Commission file number 0-17682

                 IDS/SHURGARD INCOME GROWTH PARTNERS, L.P.
         (Exact name of registrant as specified in its charter)

            WASHINGTON                        91-1393767
  (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)          Identification No.)

1201-3RD AVENUE, SUITE 2200, SEATTLE, WASHINGTON          98101
(Address of principal executive offices)               (Zip Code)

(Registrant's telephone number, including area code)206-624-8100

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes   X    No


Part I, Item 1: Combined Balance Sheets (unaudited)

                                                 Sept. 30,    Dec. 31,
                                                   1994         1993
                                               -----------  -----------
Assets:
  Cash and short-term investments              $ 1,772,083  $ 1,281,683
  Storage centers, net                          29,999,998   30,755,670
  Other assets                                     282,857      240,818
                                               -----------  -----------

  Total assets                                 $32,054,938  $32,278,171
                                               ===========  ===========

Liabilities and Partners' Equity (Deficit):
  Liabilities
     Accounts payable and other accrued
       expenses                                $   238,629  $   119,468
     Unearned rent and tenant deposits             171,758      166,836
     Note payable                                1,459,526    1,495,986
                                               -----------  -----------

     Total liabilities                         $ 1,869,913  $ 1,782,290
                                               -----------  -----------

  Minority interest in joint partnership         2,729,294    2,674,831

  Partners' equity (deficit)
     Limited partners                           27,721,609   28,068,666
     General partner                              (265,878)    (247,616)
                                               -----------  -----------

     Total Partners' Equity (Deficit)           27,455,731   27,821,050
                                               -----------  -----------

     Total Liabilities and Partners'
       Equity (Deficit)                        $32,054,938  $32,278,171
                                               ===========  ===========


Part I, Item 1: Combined Statements of Earnings (unaudited)

                               Three Months Ended    Nine Months Ended
                                    Sept. 30,             Sept. 30,
                             --------------------- ---------------------
                                1994       1993       1994       1993
                             ---------- ---------- ---------- ----------
Revenues
  Rental                     $1,542,148 $1,420,516 $4,398,846 $4,072,977
  Interest Income                16,288      7,944     36,458     21,007
                             ---------- ---------- ---------- ----------

  Total Revenues             $1,558,436 $1,428,460 $4,435,304 $4,093,984
                             ---------- ---------- ---------- ----------

Expenses
  Operating and
     administrative             403,296    411,500  1,148,123  1,124,983
  Property management fees       92,376     85,111    263,696    244,379
  Depreciation and
     amortization               280,608    279,291    842,041    838,747
  Real estate taxes             128,117    123,662    388,077    370,344
  Interest                       25,441     23,690     67,006     72,456
                             ---------- ---------- ---------- ----------

  Total Expenses             $  929,838 $  923,254 $2,708,943 $2,650,909
                             ---------- ---------- ---------- ----------

Minority interest in joint
  partnership earnings           50,030     36,172    129,463     95,852


Earnings                     $  578,568 $  469,034 $1,596,898 $1,347,223
                             ========== ========== ========== ==========

Earnings per unit of limited
  partnership interest       $     3.71 $     3.01 $    10.24 $     8.64
                             ========== ========== ========== ==========

Distributions per unit
  of limited partnership
  interest                   $     4.38 $     3.75 $    12.58 $    11.25
                             ========== ========== ========== ==========


Part I, Item 1: Combined Statements of Cash Flows (unaudited)

                                             Nine Months Ended Sept. 30,
                                             ---------------------------
                                                   1994         1993
                                             -------------  ------------
Operating activities:
  Earnings                                     $ 1,596,898  $ 1,347,223
     Adjustments to reconcile earnings to net
     cash provided by operating activities:
       Minority interest in joint
          partnership earnings                     129,463       95,852
       Depreciation and amortization               842,041      838,747
     Changes in operating accounts:
       Other assets                                (45,170)      24,732
       Accounts payable and other
          accrued expenses                         119,161       66,270
       Unearned rent and tenant deposits             4,922       16,275
                                               -----------  -----------

  Net cash provided by operating activities      2,647,315    2,389,099
                                               -----------  -----------

Investing activities:
  Improvements to storage centers                  (83,238)     (76,988)
                                               -----------  -----------

Financing activities:
  Payments on note payable                         (36,460)     (30,203)
  Distributions to minority partner
     in joint partnership                          (75,000)    (195,000)
  Distributions to partners                     (1,962,217)  (1,755,024)
                                               -----------  -----------

  Net cash used in financing activities         (2,073,677)  (1,980,227)
                                               -----------  -----------

Increase in cash and short-term investments        490,400      331,884
Cash and short-term investments at
  beginning of year                              1,281,683      853,401
                                               -----------  -----------
Cash and short-term investments at
  end of period                                $ 1,722,083  $ 1,185,285
                                               ===========  ===========

Supplemental disclosures of cash flow information
  Cash paid during period for interest         $    67,006  $    72,456
                                               ===========  ===========

Part I, Item 1:  Notes to Combined Financial Statements

Note A -- Financial Statements Preparation:
     The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals. The interim financial statements should be read in conjunction with the audited financial statements contained in the 1993 Annual Report. The results of operations for interim periods will not necessarily be indicative of the operating results for the fiscal year. The combined financial statements include the accounts of the Partnership and Shurgard Joint Partners II (SJP II) in which the Partnership has a 70 percent interest. All minority partners' interest in the joint partnership are shown separately on the accompanying financial statements.
     Distributions and earnings per unit of limited partnership interest are based on the total amounts distributed and allocated to limited partners divided by the number of units outstanding during the period (148,200 for the three and nine months ended September 30, 1994 and 1993).


Part I, Item 1:  Management's Discussion & Analysis

     Operating Results: Revenues have increased 9% for the third quarter of 1994 to $1,558,436 from $1,428,460 for the corresponding quarter of 1993. The increase resulted primarily from rate increases and continued stable occupancies. Margate and Morgan Falls contributed $37,000 in increased revenues, while remaining stores also had significant gains. The joint partnership, in which your Partnership owns a 70% interest, had $62,000 in additional rental revenues compared to last year. Annualized rental rates increased to $8.76 per square foot for the third quarter of 1994 compared to $8.16 per square foot for the same quarter of 1993, while occupancies remained stable at an average of 91% at September 30, 1994 compared to 92% one year earlier.
     Total expenses for the quarter, $929,838, were in-line with 1993 expenses of $923,254. Management fees (based on revenues) and real estate taxes increased but were offset by lower administrative expense.
     Investing and Financing Activities: The Partnership invested $73,000 in storage centers for security improvements at South Military, pavement work at Canton and Warren and roof work at Walnut. Capital investments planned for the remaining quarter of 1994 total $12,000 for security work at Ontario. These improvements are important to maintaining the value of your investment as well as its ability to generate revenue.
     Cash Distributions: Earnings continue to improve and the Partnership has maintained a healthy cash position. This has enabled us to raise cash distributions for the third quarter of 1994 to a 7.125% annualized rate of return compared to 7.00% last quarter.


                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          IDS/SHURGARD INCOME GROWTH PARTNERS, L.P.

Date:  November 14, 1994   By: HARRELL BECK

                              Harrell Beck
                              Chief Financial Officer and Authorized Signatory Shurgard General Partner, Inc.
                              General Partner