Form 10-K
IDS SHURGARD INCOME GROWTH PARTNERS LP
filed 1995-03-31
CIK 822816

15
                                 FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

[ X ]                                        ANNUAL REPORT PURSUANT TO
     SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934       $250

For the fiscal year ended  December 31, 1994

                                  OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934               [NO FEE REQUIRED]

For the transition period from ____________________ to _________________.

Commission file number    33-17556

                       IDS/SHURGARD INCOME GROWTH PARTNERS L.P.
          (Exact name of registrant as specified in its charter)

        Washington                         91-1393767
(State of organization)              (IRS Employer Identification No.)

       1201 Third Avenue, Suite 2200, Seattle, Washington 98101
       (Address of principal executive offices)      (Zip code)

 Registrant's telephone number, including area code:  (206) 624-8100

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                   Units of Limited Partnership Interest
                             (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                    Yes   X    No_____

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.
                                                           [    X    ]

                    DOCUMENTS INCORPORATED BY REFERENCE
     The Annual Report to Security Holders for the fiscal year ended December 31, 1994 are incorporated by reference into Part II and III of this Form 10-K.

                                  PART I

ITEM 1.   BUSINESS.

General
     IDS/Shurgard Income Growth Partners L.P. was organized under the laws of the State of Washington on September 29, 1987. The General Partner is Shurgard Associates L.P. The Partnership will terminate December 31, 2030, unless terminated at an earlier date.

     The business of the Partnership is to acquire, develop and operate storage centers. The principal investment objectives of the Partnership are to provide the Limited Partners with regular quarterly cash distributions which, for Taxable Limited Partners, are expected to be partially tax-sheltered; to obtain long-term appreciation in the value of its properties; and to preserve and protect the Limited Partners' capital. The Partnership began operations during 1988 and purchased seven existing storage centers and one development site. The offering was closed in March 1989 with total proceeds raised through the sale of limited partnership interest of approximately $37 million.

     The Partnership is also a partner and 70% equity owner in Shurgard Joint Partners II ("SJP II"), organized in the State of Washington. SJP II purchased four existing storage centers during 1988. The remaining 30% interest was originally owned by Shurgard Income Properties - Fund 18. On March 1, 1994, Shurgard Income Properties - Fund 18 Limited Partnership was merged into Shurgard Storage Centers, Inc. ("SSCI") as part of the consolidation of 17 Shurgard-sponsored limited partnerships. As a result of the merger, SSCI succeeded to all of Shurgard 18's interest in Shurgard Joint Partners II, and assumed its obligation as a partner. The Partnership consented to SSCI's admission as a successor partner in Shurgard Joint Partners II.

     For more information regarding the properties owned by the Partnership at December 31, 1994, see Item 2 below.

Self-Service Storage
     Self-service storage centers provide a low-cost alternative to warehousing and other forms of storage. Storage customers vary from individuals and professionals to small and large businesses. These customers rent an enclosed space or "unit" to store various items, including household goods, recreation vehicles, inventory and business records. Individual units are secured by the customer's own lock and key and the property's security is maintained through a computerized access system. Storage space is rented on a month-to-month basis and the typical rental period for storage tenants is less than two years. This short rental period makes it necessary for management to continually re-lease available space in order to maximize property revenues. The primary technique for renting available space is through advertisements placed in local Yellow Pages and through signage at the property site. In addition, the Partnership may utilize various promotional programs to stimulate rental activities at a particular facility or within specific market areas.

     The Partnership's storage centers are designed to offer high-quality storage space for personal and business use at a competitive price. Rental rates reflect the comparative quality of the center (security, accessibility and appearance), as well as the superior service provided by on-site managers. Because storage leases are short term, any adjustments in rental rates due to inflation or other market factors can become effective promptly after they are announced by the Partnership.

     While rental income from leased space constitutes the primary source of revenue from the properties, additional revenue is generated from incidental services and products available at the storage centers. Management believes that providing such ancillary services will become increasingly important as competition forces operators to seek to differentiate their product. The Partnership currently receives additional revenue from storage supplies sales as well as truck rental operations.

Property Management
     The Partnership has entered into a Management Services Agreement with Shurgard Incorporated, an affiliate of the General Partner, whereby Shurgard Incorporated has agreed to manage the Partnership's properties for a monthly fee of 6% of the gross revenues from operations of storage centers, plus $75 per month per facility for rendering advertising services. Since the management of the centers is supervised by Shurgard Incorporated, all on-site managers and associate managers are employees of the management company. As of February 6, 1995 there were 14 such employees on-site at the Partnership's storage centers and 6 such employees on-site at the SJP II storage centers.

     Under the Management Services Agreement, Shurgard Incorporated has granted the Partnership the non-exclusive right to use the name, trademark and service mark "Shurgard" in connection with the rental and operation of its properties. The Management Services Agreement can be terminated without cause by the Partnership with sixty days written notice. However, if the agreement is so terminated, all rights to use the "Shurgard" name, trademark and service mark are also terminated and any signs bearing the name "Shurgard" are to be removed at the Partnership's expense. If the agreement is terminated by Shurgard Incorporated for reasons other than the Partnership's breach thereof, or Shurgard Incorporated is terminated for cause, the Partnership will maintain the right to use the "Shurgard" name, trademark, service mark and related items until the properties are sold or otherwise disposed of. However, such rights may not be passed on to any subsequent purchaser of a property.

     On March 24, 1995, Shurgard Incorporated was merged into Shurgard Storage Centers, Inc. As a result of the merger, SSCI assumed all of Shurgard Incorporated's rights and obligations under the Management Services Agreement and will manage the Partnership's properties on the terms set forth in the Management Services Agreement.

Competition
     Relatively low increases in storage supply and continued increases in the industry demand have driven substantial occupancy gains over the last several years. Management considers occupancy levels in the 90% range to be "full", and as such they believe significant future occupancy gains will be difficult to obtain. Management anticipates that future increases in revenues from storage centers currently owned by the Partnership will be primarily the result of rental rate increases. To the extent that the existing properties continue to operate profitably, this will likely stimulate further development and result in greater competition between the newly developed and existing properties.

     Entry into the self-storage business through acquisition of existing facilities is relatively easy for persons or institutions with the required initial capital. Development of new self-storage facilities is more difficult, however, due to zoning, environmental and other regulatory requirements. Management has seen recent increases in storage development, but anticipates that this development will not begin to effect industry occupancies until 1996 or 1997. The Partnership competes with, among others, national and regional storage operators and developers.
Performance at any one location is generally most influenced by competition within a three to five mile radius. The primary factors upon which competition will be based are location, rental rates, suitability of the property's design to prospective tenants' needs and the manner in which the property is operated and marketed. The Partnership has established itself within its markets as a quality operator, emphasizing customer service and security.

     Competition may be accentuated by any increase in availability of funds for investment in real estate. Rising interest rates tend to decrease the availability of funds and therefore can have a positive impact on competition. The extent to which the Partnership is affected by competition will depend in significant part on general market conditions.

Disposition of Assets
     As originally stated, the Partnership plans to dispose of its interest in its properties seven to nine years after acquisition or completion of the properties' development, i.e., between 1995 and 1999. However, as originally indicated, the actual time of the sale depends on a variety of factors not capable of prediction, including future property values and operating results, the needs of the Partnership, the real estate and financial market conditions and other relevant factors.

     In connection with the merger of Shurgard Income Properties -- Fund 18 into SSCI, SSCI granted the Partnership the right to sell its interest in Shurgard Joint Partners II at any time in the future to either SSCI or, at SSCI's request, to any wholly-owned subsidiary thereof, at a price mutually agreeable to the parties or, if no mutual agreement could be reached, at a price determined through an appraisal process.

ITEM 2.   PROPERTIES.

     The following table lists each of the Partnership's storage centers at December 31, 1994, the metropolitan areas they serve, the acquisition or completion date, and the square foot occupancy at the beginning and end of the year.

                 Metropolitan      Rentable    Acquisition   Occupancy   Occupancy  Occupancy
                     Area           Square     /Completion    at Dec.     at Dec.    at Dec.
                                    Footage        Date      31, 1992    31, 1993    31, 1994
Shurgard of S. Virginia Beach,      48,275         6/88        <F1>           <F1>       <F1>
Military Hwy.  VA
Shurgard of    Richmond, VA         43,850         6/88        <F1>           <F1>       <F1>
Midlothian
Turnpike
Shurgard of    Washington, D.C.     31,876         6/88        <F1>           <F1>       <F1>
Burke
Shurgard of    Miami, FL            75,325         8/88         96             92         92
Margate
Shurgard of    Los Angeles, CA      96,377         8/88         86             83         82
Walnut
Shurgard of    Los Angeles, CA      56,865         9/88        <F1>           <F1>       <F1>
Ontario
Shurgard of    Atlanta, GA          75,591         9/90         94             95         95
Morgan Falls
Shurgard of    Bellevue,  WA        69,995         1/90         93             95         96
Factoria
Square
Shurgard of    Detroit, MI          58,400        11/88        <F1>           <F1>       <F1>
Canton<F2>
Shurgard of    Detroit, MI          73,000        11/88        <F1>           <F1>       <F1>
Fraser<F2>
Shurgard of    Detroit, MI          67,450        11/88        <F1>           <F1>       <F1>
Livonia<F2>
Shurgard of    Detroit, MI          68,150        11/88        <F1>           <F1>       <F1>
Warren<F2>

<F1>These properties are individually less than 10% of historical cost.  The average occupancy of these projects was 82%, 86% and 87% for 1992, 1993 and 1994, respectively.
<F2>Property owned by Shurgard Joint Partners II in which the
  Partnership has a 70% interest.

     All of the properties were purchased from unaffiliated sellers and are held in fee by the Partnership or Shurgard Joint Partners II.

ITEM 3.   LEGAL PROCEEDINGS.

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

          (a)  Market information.
               There is no established public market for the Partnership's units of limited partnership interest.
               Transfers of limited partner interests are restricted in certain circumstances. Transfers which would result in the termination of the Partnership under Section 708 of the Internal Revenue Code, transfers of fractional units, and transfers which result in a limited partner owning less than the minimum number of units are restricted. There is a fee charged for transfers.

               (b)  Holders.
               As of February 6, 1995, there was one general partner and approximately 5,700 limited partners in the Partnership.

          (c)  Distributions.
               During the fiscal years ended December 31, 1993 and 1994, the Partnership distributed $15.16 and $17.03 respectively, per $250 unit of limited partnership interest. In February 1995, the Partnership distributed $4.69 per unit of limited partnership interest. As of December 31, 1994, total distributions of $14,486,597 are greater than total earnings on a basis consistent with generally accepted accounting principles by $5,405,185. Therefore, the partners' original investment has been reduced by that amount for financial reporting purposes.

ITEM 6.   SELECTED FINANCIAL DATA.

     The information called for by this item is incorporated by reference of the Annual Report to Security Holders for the fiscal year ended December 31, 1994, a copy of which is filed as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS.

     The information called for by this item is incorporated by reference of the Annual Report to Security Holders for the fiscal year ended December 31, 1994, a copy of which is filed as Exhibit 13.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information called for by this item is incorporated by reference of the Annual Report to Security Holders for the fiscal year ended December 31, 1994, a copy of which is filed as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Partnership's General Partner is Shurgard Associates L.P., a Washington limited partnership. Shurgard Associates L.P. is managed by the directors and executive officers of Shurgard General Partner, Inc., the corporate General Partner, and by the Individual General Partners.
Shurgard Incorporated and IDS Partnership Services Corporation (IPSC), a Minnesota corporation, are limited partners of Shurgard Associates L.P. and as such, do not control the day-to-day affairs of the General Partner or, through the General Partner, the Partnership. Management of the operation of Partnership projects is performed by Shurgard Incorporated pursuant to the Management Services Agreement.

     The directors of Shurgard General Partner, Inc. have been elected to serve until their successors are duly elected and qualified. As the sole shareholder of Shurgard General Partner, Inc., Charles K. Barbo is in a position to control the election of directors. Mr. Barbo is a party to a business agreement whereby he shall use his best efforts to cause Donald B. Daniels to be elected a vice president and director of Shurgard General Partner, Inc., so long as Mr. Daniels is willing to serve in such positions.

     The directors and officers of Shurgard General Partner, Inc., are required to devote only so much of their time to the Partnership's affairs as is necessary or required for the effective conduct and operation of the Partnership's business. The Individual General Partners devote their individual time to the Partnership to the extent they deem advisable in view of the participation of Shurgard Incorporated in Partnership affairs and such other factors as they consider relevant.

     The Individual General Partners of Shurgard Associates L.P. and the executive officers, directors and certain key personnel of Shurgard General Partner, Inc., and Shurgard Incorporated are as follows:

Name               Age  Company                      Office and Date of Election
------------------ ---  ---------------------------- --------------------------------
Charles K. Barbo   53   Shurgard Associates L.P. II  Individual General Partner
                                                     (1988)
                        Shurgard Incorporated        President (1992), Chairman of
                                                     the Board (1979)
                        Shurgard General Partner,    President (1992), Chairman of
                        Inc.                         the Board (1983)

Arthur W. Buerk    58   Shurgard Associates L.P. II  Individual General Partner
                                                     (1988)
                        Shurgard Incorporated        Director (1982)
                        Shurgard General Partner,    Director (1979)
                        Inc.

Donald B. Daniels  56   Shurgard Incorporated        Vice President (1983), Director
                                                     (1972)
                        Shurgard General Partner,    Vice President (1983), Director
                        Inc.                         (1979)

Kristin H. Stred   36   Shurgard Incorporated        Secretary (1992)
                        Shurgard General Partner,    Secretary (1992)
                        Inc.

Michael Rowe       38   Shurgard Incorporated        Executive Vice President (1993)

Harrell Beck       38   Shurgard Incorporated        Treasurer (1992)
                        Shurgard General Partner,    Treasurer (1992)
                        Inc.

David Grant        41   Shurgard Incorporated        Executive Vice President (1993)

     On March 24, 1995, Shurgard Incorporated was merged into Shurgard Storage Centers, Inc. Pursuant to this merger, Shurgard Storage Centers, Inc. succeeds to rights and responsibilities of Shurgard Incorporated and will perform all the duties previously performed by Shurgard Incorporated, including supervision of the operation of the Partnership projects. The directors, executive officers and key personnel of Shurgard Storage Centers, Inc. are as follows:

      Name         Age    Positions and Offices With the Company
---------------    ---    ---------------------------------------------------
Charles K. Barbo   53    Chairman of the Board, President and Chief Executive
                           Officer
Harrell L. Beck    38    Director, Senior Vice President, Chief Financial
                           Officer and Treasurer
Dan Kourkoumelis   43    Director
Donald W. Lusk     66    Director
Wendell J. Smith   61    Director
David K. Grant     41    Executive Vice President
Michael Rowe       38    Executive Vice President
Kristin H. Stred   36    Senior Vice President, Secretary and General Counsel

     Charles K. Barbo has been involved as a principal in the real estate investment industry since 1969. Mr. Barbo is one of the co-founders of Shurgard Incorporated, which was organized in 1972 to provide property management services for self-service storage facilities and other real estate and commercial ventures. Mr. Barbo was also a co-founder of Shurgard General Partner, Inc. Upon Mr. Buerk's resignation on January 1, 1992, Mr. Barbo assumed the responsibilities of President of Shurgard Incorporated until March 24, 1995 and Shurgard General Partner, Inc. Mr. Barbo is also a general partner in a number of other public real estate partnerships. On March 24, 1995, Mr. Barbo was named the Chairman of the Board, President and Chief Executive Officer of Shurgard Storage Centers, Inc.

     Arthur W. Buerk joined Shurgard Incorporated in 1977. During the ensuing years, Mr. Buerk shared with Messrs. Barbo and Daniels (see below) the various executive management functions within Shurgard Incorporated. Mr. Buerk served as President of Shurgard Incorporated from 1979 to 1991 and Shurgard General Partner, Inc. from 1983 to 1991. Effective January 1, 1992, Mr. Buerk resigned as President of both Shurgard Incorporated and Shurgard General Partner, Inc. to pursue other avenues of interest. He remains a director of Shurgard General Partner, Inc. as well as a general partner of the Partnership and, until March 24, 1995, remained a director of Shurgard Incorporated. Mr. Buerk is also a general partner in a number of other public real estate partnerships. Mr. Buerk holds no office in Shurgard Storage Centers, Inc.

     Donald B. Daniels has been involved in the real estate investment industry since 1971 and in the self-service storage industry since 1974. Mr. Daniels is one of the co-founders of Shurgard Incorporated. He is a director of Shurgard General Partner, Inc. and was a director of Shurgard Incorporated until March 24,1995. Mr. Daniels is also a general partner in a number of other real estate partnerships. Mr. Daniels holds no office in Shurgard Storage Centers, Inc.

     Kristin H. Stred joined Shurgard Incorporated in 1992. She served as General Counsel and Secretary of Shurgard Incorporated until March 24, 1995 and currently serves as Secretary of Shurgard General Partner, Inc. Ms. Stred served as a corporate attorney in the broadcasting and aerospace industries from 1987 to 1992. On March 24, 1995, Ms. Stred was named Senior Vice President of Shurgard Storage Centers, Inc. She also serves as Secretary and General Counsel of Shurgard Storage Centers, Inc.

     Michael Rowe came to Shurgard Incorporated as Controller in 1982. In 1983, he became a Vice President and, in 1987, was named Director of Operations of Shurgard Incorporated. Mr. Rowe served as Treasurer of both Shurgard Incorporated and Shurgard General Partner, Inc. from 1983 to 1992. He served as Executive Vice President of Shurgard Incorporated from 1993 until March 24, 1995. Mr. Rowe currently serves as Executive Vice President of Shurgard Storage Centers, Inc.

     Harrell Beck joined Shurgard Incorporated in April 1986 as the Eastern Regional Operations Manager and, in 1990, he became the Chief Financial Officer. Mr. Beck served as Treasurer of Shurgard Incorporated from 1992 until March 24, 1995. He currently serves as Director, Treasurer and CFO of Shurgard Storage Centers, Inc. as well as Treasurer of Shurgard General Partner, Inc. On March 24, 1995, Mr. Beck was named Senior Vice President of Shurgard Storage Centers, Inc.

     David K. Grant joined Shurgard Incorporated in November 1985 as Director of Real Estate Investment. Mr. Grant was elected Vice President of Shurgard Incorporated in 1992 and Executive Vice President in 1993. On March 24, 1995, Mr. Grant was named Executive Vice President of Shurgard Storage Centers, Inc.

     Dan Kourkoumelis has served as a director of Shurgard Storage Centers, Inc. since March 1994. He is the President, Chief Operating Officer and a director of Quality Food Centers, Inc. ("QFC"), a publicly held corporation that operates the largest independent supermarket chain in the Seattle area. Mr. Kourkoumelis joined QFC in 1967 and has held a variety of positions since then. He served as Executive Vice President from 1983 to 1987, when he also became Chief Operating Officer, and became President in 1989 and a director in 1991.

     Donald W. Lusk has served as a director of Shurgard Storage Centers, Inc. since March 1994. He is the President of Lusk Consulting Group, which is engaged in general management consulting, as well as the formation and delivery of management development programs in Western Canada. From 1974 to 1991, Mr. Lusk was Regional Managing Partner of Management Action Programs in the Pacific Northwest.

     Wendell J. Smith has served as a director of Shurgard Storage Centers, Inc. since March 1994. He retired in 1991 from the State of California Public Employees Retirement System ("Calpers") after 27 years of employment, the last 21 in charge of all real estate equities and mortgage acquisitions for Calpers. During those 21 years, Calpers invested over $8 billion in real estate and mortgages. In 1991, Mr. Smith established W.J.S. & Associates, which provides advisory and consulting services for pension funds and pension fund advisors.

     Pursuant to Articles 16 and 17 of the Agreement of Limited Partnership, a copy of which is filed as an exhibit to the Partnership's Registration Statement, each of the general partners continues to serve until (i) death, insanity, insolvency, bankruptcy or dissolution, (ii) withdrawal with the consent of the other general partners (if any) and a majority vote of the limited partners, or (iii) removal by a majority vote of the limited partners.

ITEM 11.  EXECUTIVE COMPENSATION.

       Number of          Capacities
       Persons in          in which               Cash
         Group             Served             Compensation
      -----------      ----------------     ----------------

           1           General Partner          133,000*

     *The General Partner has a 5% interest in cash distributions made by the Partnership, which is disproportionate to its share of the capital of the Partnership, which is .003%. This amount represents the portion of cash distributions made to the General Partner during the fiscal year ended December 31, 1994 which is in excess of what a proportionate share of distributions would have been.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          (a) Security ownership of certain beneficial owners as of February 6, 1995:

          None owning more than 5% of the Partnership's voting securities.

          (b) Security ownership of management as of February 6, 1995:

          Security ownership in Shurgard Associates L.P. as of February 6, 1995 was as follows:

          Title of        Name of                           Percent
          Class       Beneficial Owner                      of Class
          -------     -------------------------------       --------
          General     Shurgard General Partner, Inc.1,2        .2%
          Partners'   Charles K. Barbo2                       9.9%
          Interest    Arthur W.Buerk2                         9.9%
                      Shurgard Incorporated 3,4              40.0%
                      IDS Partnership Services
                        Corporation 3                        40.0%
                                                            ------
                                                            100.0%
                                                            ======

          1 Charles K. Barbo owns 100% of the stock of Shurgard General
            Partner, Inc.
          2 Owner is a General Partner of Shurgard Associates L.P.
          3 Owner is a Limited Partner of Shurgard Associates L.P.
          4 On March 24, 1995, these interests were transferred to Shurgard Storage Centers, Inc. pursuant to the merger. Although Shurgard Storage Centers, Inc. acquired through the merger Shurgard Incorporated's interest in the General Partner, substantially all of the appreciation in the value of that interest during the next five years will inure to the benefit of the shareholders of Shurgard Incorporated in the form of additional shares of Shurgard Storage Centers, Inc.
            As a consequence, the future benefits to be derived from the interest in the General Partner (except current operating cash flow and appreciation after five years), if any, will be received by the shareholders of Shurgard Incorporated (including members of management of Shurgard Storage Centers, Inc.) and not by Shurgard Storage Centers, Inc. or its shareholders."

               (c)  Changes in control:      On March 24, 1995, Shurgard
          Incorporated was merged into Shurgard Storage Centers, Inc. Pursuant to this merger, Shurgard Storage Centers, Inc. will perform all the duties previously performed by Shurgard Incorporated, including supervision of the operation of the Partnership projects. For the directors, executive officers, key personnel of Shurgard Storage Centers, Inc. and description of the circumstances under which the General Partner may be removed, see Item 10 of this Form 10K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Partnership agreement provides a fee payable to Shurgard Incorporated for property management services equal to 6% of gross revenues from self-service storage operations for day-to-day professional property management services. The monthly fee for management services will be reduced to 3% if leasing services are performed by a party other than Shurgard Incorporated. Payments to Shurgard Incorporated for such management totaled $359,655 for the year ended December 31, 1994. Subsequent to March 24, 1995, the property management services will be performed by Shurgard Storage Centers, Inc.

     Note D at page 10 of the Annual Report to Security Holders for the year ended December 31, 1994, a copy of which is included as Exhibit 13, is incorporated by reference. In addition, Shurgard Incorporated will receive fees from the Partnership as specified in the Agreement of Limited Partnership, reference to which is made as Exhibit 3(a), and in the Management Services Agreement, reference to which is made as Exhibit 10(a), both of which documents are incorporated by reference. Shurgard Storage Centers, Inc. will succeed Shurgard Incorporated with respect to these agreements. On March 24, 1995 pursuant to the merger, the shareholders of Shurgard Incorporated received shares of Shurgard Storage Centers, Inc.
The following persons owned approximately the designated percentages of the named corporation's outstanding common stock.

                                                      Ownership  Ownership
                                                     of Shurgard     of
Person            Relationship to Partnership            Inc.     SSCI (1)
---------------   --------------------------          ---------- ---------
Charles K. Barbo  Individual General Partner
                     of Shurgard Associates L.P.
                  President and Chairman of the Board of
                     Shurgard General Partner, Inc.       48%        4%

Arthur W. Buerk   Individual General Partner of
                     Shurgard Associates L.P.             25%         *
                  Director of Shurgard General Partner, Inc.

Donald B. Daniels Director and Vice President of
                     Shurgard General Partner, Inc.       13%         *

     As shareholders of the named corporation these individuals may benefit indirectly from the transactions disclosed in this item.

  (1) Pursuant to the terms of the merger, Shurgard Incorporated shareholders will be entitled to receive additional Shurgard Storage Centers, Inc. shares based on (i) the extent to which, during the five years following the closing of the merger, Shurgard Storage Centers, Inc. realized value as a result of certain transactions relating to, among others, Shurgard Storage Centers, Inc.'s interest in the General Partner and (ii) the value, at the end of five years or in the event of a change of control, of any remaining interests in the General Partner as determined by independent appraisal. The ownership percentages in SSCI above do not reflect theses additional shares.

  *  Mr. Buerk and Mr. Daniels each own less than 1% of SSCI.


                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND
          REPORTS ON FORM 8-K.

(a)  1.   Financial statements:

          The following financial statements of IDS/Shurgard Income Growth Partners L.P. and Shurgard Joint Partners II are incorporated by reference in Part II and are filed as Exhibit 13:

          Combined balance sheets -- December 31, 1994 and 1993
          Combined statements of earnings -- Three years ended December 31,
          1994
          Combined statements of partners' equity (deficit) -- Three years ended December 31, 1994
          Combined statements of cash flows -- Three years ended December 31,
          1994
          Notes to combined financial statements -- Three years ended December 31, 1994
          Independent auditors' report

     2.   All schedules are omitted because either they are not applicable
     or the    required information is shown in the financial statements or notes thereto.

     3.   Exhibits:

          All exhibits to this report are listed in the Exhibit Index.

(b)  Reports on Form 8-K:

          None.




                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 29, 1995    IDS/SHURGARD INCOME GROWTH PARTNERS L.P.

                         By:   Shurgard Associates L.P., General Partner

                           By:  Shurgard General Partner, Inc., General Partner

                               By:  HARRELL BECK
                                    Harrell Beck, Treasurer


                           By: CHARLES K. BARBO
                               Charles K. Barbo, General Partner


                           By: ARTHUR W. BUERK
                               Arthur W. Buerk, General Partner


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signature                   Title                           Date
  ------------------  -------------------------------------      -------------

  CHARLES K. BARBO    President, Chairman of the Board and        March 29, 1995
  Charles K. Barbo    Director of Shurgard General Partner, Inc.
                      (principal executive officer)


  ARTHUR W. BUERK     Director of Shurgard General Partner, Inc.  March 29, 1995
  Arthur W. Buerk     (principal executive officer)


  HARRELL BECK        Treasurer of Shurgard General Partner, Inc. March 29, 1995
  Harrell Beck        (principal financial officer and principal
                      accounting officer)


                               Exhibit Index


   Exhibit                               Reference or Sequential Page Number
   ------------------------------------  --------------------------------------
3. Articles of incorporation and by-     Filed as Exhibit 3 to Form S-11 for
   laws                                  Registration No. 33-17556
   (a) Agreement of Limited Partnership
4. Instruments defining the rights of    See Exhibit 3(a), above
   security holders, including
   indentures
10. Material contracts:                  Filed as Exhibit 10(a) to Form S-11
   (a) Management Services Agreement     for Registration No. 33-17556
13. Annual report to security holders    Filed as Exhibit 13 to Form 10K for
                                         Registration No. 33-17556
21.Subsidiaries of the registrant        See Item 1 of this Form 10-K

27.Financial Data Schedule               Filed as Exhibit 27 to Form 10K for
                                         Registration No. 33-17556