Form 10-Q
period 1995-03-31
IDS SHURGARD INCOME GROWTH PARTNERS LP
filed 1995-05-15
CIK 822816

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the securities exchange act of 1934

For the quarterly period ended March 31, 1995

                                    OR

[ ] Transaction Report pursuant to section 13 or 15(d) of the securities excahnge act of 1934

For the transaction period from            to

For the Quarter Ended March 31, 1995        Commission file # 0-17682

                   ISD/SHURGARD INCOME GROWTH PARTNERS, L.P.
           (exact name of reqistrant as specified in its charter)
      Washington                                 91-1393767
   (state or other jurisdiction of           (I.R.S. Employer Identification #)
    Incorporation or Organization)

1201-3rd Avenue, Suite  2200 Seattle, Washington       98101
(Address of principal executive offices)              (zip code)

(registrants telephone number, including area code)  206-624-8100

Indicate by check mark whether the reqistant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for teh past 90 days
                                                          Yes  X      No

Part 1, Item 1:  Management's Discussion & Analysis


FINANCIAL HIGHLIGHTS
                                              Quarter Ended March 31,
                                                 1995            1994
                                           -----------        ---------
Average Occupancy                                   88%             87%
Revenues                                    $ 1,562,883     $ 1,396,548
Earnings                                      $ 534,845       $ 445,080
Distribution Rate (per $250 unit)         7.75% / $4.84   6.63% / $4.14


TO OUR PARTNERS
     We are pleased to provide you with
the financial reports for IDS/Shurgard
Income Growth Partners L.P. for the
quarter ended March 31, 1995.
     Operating Results.  The
Partnership's performance continues to
improve with earnings up 20% over the
same quarter last year.  Revenues have
increased $166,300 due to an 11%
increase in the average rental rate per
square foot and stable occupancies
throughout the Partnership.  Margate,
Morgan Falls and Factoria Square
contributed the largest revenue gains
for the quarter, while the remaining
stores also had significant gains.  The
joint partnership, in which your
Partnership owns a 70% interest, had
$63,500 in additional rental revenues
compared to last year.  Fraser and
Livona storage centers had the largest
revenue contributions for the joint
partnership.  Occupancies remained
stable at an average of 88% at March 31, 1995 compared to 87% one year ago.
     First quarter expenses rose 6%
compared to the same quarter last year.
Operating and administrative costs
increased 10% due to 1) timing of
investor relation expenses 2) higher
utility usage resulting from a colder
than normal winter in the south, and 3)
increased personnel costs in the
Michigan district due to additional
hours worked by managers as well as an
increase in performance bonuses.
Additionally, interest rates rose from
6.375% at March 31, 1994 to 9.25% at
March 31, 1995 causing a $10,600
increase in interest expense.
     Investing and Financing Activities.
Capital investments planned for the
remaining three quarters total
approximately $90,000 including pavement work at the Canton and Warren storage centers as well as building improvements to Ontario, Midlothian Turnpike and
Canton.  These improvements are
important to maintaining the value of
your investment as well as its ability
to generate revenue.
   Cash Distributions.  Earnings
continue to improve and the Partnership
has maintained a healthy cash position.
This has enabled us to raise cash
distributions for the first quarter of
1995 to a 7.75% annualized rate of
return compared to 7.5% last quarter.
   If you have any questions regarding
your investment, please contact your
American Express Financial Advisor or
call Shurgard Investor Relations at 800-
955-2235.

Sincerely,

Janis E. Miller                    Charles K. Barbo
President                          General Partner
IDS Partnership                    Shurgard Associates L.P.
Services Corporation

Part I, Item 1: Combined Balance Sheets (unaudited)

COMBINED BALANCE SHEETS
                                                      Mar. 31,         Dec. 31,
Unaudited                                               1995             1994
                                                    -----------     -----------
Assets:
  Cash and cash equivalents                         $  1,895,091   $  1,877,311
  Storage centers, net                                29,485,819     29,770,641
  Other assets                                           282,728        299,628
                                                    -------------  -------------
               Total Assets                         $ 31,663,638   $ 31,947,580
                                                    =============  =============
Liabilities and Partners' Equity (Deficit):
  Liabilities
     Accounts payable and other accrued expenses    $    155,411   $    140,494
     Unearned rent and tenant deposits                   181,545        172,231
     Note payable                                      1,445,314      1,451,399
                                                    -------------  -------------
               Total Liabilities                       1,782,270      1,764,124
                                                    -------------  -------------
  Minority interest in joint partnership               2,689,940      2,795,612
                                                    -------------  -------------
  Partners' equity (deficit)
     Limited partners                                 27,470,521     27,657,121
     General partner                                    (279,093)      (269,277)
                                                    -------------  -------------
               Total Partners' Equity (Deficit)       27,191,428     27,387,844
                                                    -------------  -------------
               Total Liabilities and Partners'
                 Equity (Deficit)                   $ 31,663,638   $  31,947,580
                                                    =============  =============

Part I, Item 1: Combined Statements of Earnings (unaudited)

COMBINED STATEMENTS OF EARNINGS
                                                   Three Months Ended Mar. 31,
Unaudited                                             1995            1994
                                                   -----------     -----------
Revenues:
  Rental                                            $1,540,861      $1,387,701
  Interest income                                       22,022           8,847
                                                    -----------     -----------
               Total Revenues                        1,562,883       1,396,548
                                                    -----------     -----------
Expenses:
  Operating and administrative                         441,921         400,700
  Property management fees                              92,396          83,026
  Depreciation and amortization                        285,866         280,717
  Real estate taxes                                    119,936         131,930
  Interest                                              33,091          22,403
                                                    -----------     -----------
               Total Expenses                          973,210         918,776
                                                    -----------     -----------
Minority interest in joint partnership earnings         54,828          32,692
                                                    -----------     -----------
Earnings                                            $  534,845      $  445,080
                                                    ===========     ===========
Earnings per unit of limited partnership interest   $     3.43      $     2.85
                                                    ===========     ===========
Distributions per unit of limited
       partnership interest                         $     4.69      $     4.06
                                                    ===========     ===========

Part I, Item 1: Combined Statements of Cash Flows (unaudited)

COMBINED STATEMENTS OF CASH FLOWS
                                                      Three Months Ended Mar.31,
Unaudited                                                 1995            1994
                                                    -------------     ----------
Operating activities:
  Earnings                                          $    534,845      $  445,080
     Adjustments to reconcile earnings to net
       cash provided by operating activities:
       Minority interest in joint partnership
         earnings                                         54,828          32,692
       Depreciation and amortization                     285,866         280,717
     Changes in operating accounts:
       Other assets                                       15,856        (73,727)
       Accounts payable and other accrued expenses        14,917          46,945
       Unearned rent and tenant deposits                   9,314           (829)
                                                      -----------      ---------
     Net cash provided by operating activities           915,626         730,878
                                                      -----------      ---------
Investing activities:
  Improvements to storage centers                           _            (2,754)
                                                      -----------      ---------
Financing activities:
  Payments on note payable                                (6,085)       (10,949)
  Distributions to minority partner in joint partnership               (160,500)
  Distributions to partners                             (731,261)      (633,759)
     Net cash used in financing activities              (897,846)      (644,708)
                                                      ----------       ---------
Increase in cash and cash equivalents                     17,780          83,416
Cash and cash equivalents at beginning of year         1,877,311       1,281,683
                                                      -----------      ---------
Cash and cash equivalents at end of period          $  1,895,091     $ 1,365,099
                                                    =============    ===========
Supplemental disclosures of cash flow information:
  Cash paid during period for interest              $     33,091     $    22,403
                                                    ============     ===========

Item I, Part 1: Notes to Combined Financial Statements

NOTES TO COMBINED FINANCIAL STATEMENTS
Note A -- Financial Statements Preparation:
     The interim financial statements are
unaudited but reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals. The interim financial statements should be read in conjunction with the audited financial statements contained in the 1994 Annual Report. The results of operations for interim periods will not necessarily be indicative of the operating results for the fiscal year. The combined financial statements include the accounts of the Partnership and Shurgard Joint Partners
II (SJP II) in which the Partnership has a 70 percent interest. All minority partners' interest in the joint partnership are shown separately on the accompanying financial statements.
     Distributions and earnings per unit of
limited partnership interest are based on the total amounts distributed and allocated to limited partners divided by the number of units outstanding during the period (148,200 for the three months ended March 31, 1995 and
1994).
     Certain items in the 1994 financial
statements have been reclassified to conform with the current year presentation.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                           IDS/SHURGARD INCOME GROWTH PARTNERS, L.P.

  Date:  May 15, 1995       By: HARRELL BECK
                                Harrell Beck
                                Chief Financial Officer and Authorized Signatory General Partner