Form 10-Q
period 1995-06-30
IDS SHURGARD INCOME GROWTH PARTNERS LP
filed 1995-09-01
CIK 822816

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1995

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

For Quarter Ended June 30, 1995    Commission file number 0-17682

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

PART I, ITEM 1 FINANCIAL STATEMENTS

COMBINED BALANCE SHEETS
                                                      June 30,       December 31,
Unaudited                                               1995             1994
                                                    -------------   ------------
Assets:
  Cash and cash equivalents                         $  1,995,407   $  1,877,311
  Storage centers, net                                29,181,155     29,739,936
  Other assets                                           261,313        330,333
                                                    -------------  -------------
               Total Assets                         $ 31,437,875   $ 31,947,580
                                                    =============  =============
Liabilities and Partners' Equity (Deficit):
  Liabilities
     Accounts payable and other accrued expenses    $    192,485   $    140,494
     Unearned rent and tenant deposits                   168,509        172,231
     Notes payable                                     1,436,846      1,451,399
                                                     ------------- -------------
               Total Liabilities                       1,797,840      1,764,124
                                                    -------------  -------------
  Minority interest in joint partnership               2,596,660      2,795,612
                                                    -------------  -------------
  Partners' equity (deficit)
     Limited partners                                 27,329,871     27,657,121
     General partner                                    (286,496)      (269,277)
                                                    -------------  -------------
               Total Partner's Equity (Deficit)       27,043,375     27,387,844
                                                    -------------  -------------
               Total Liabilities and Partners'
                 Equity (Deficit)                   $ 31,437,875   $ 31,947,580
                                                    =============  =============

COMBINED STATEMENTS OF EARNINGS
                              Three Months Ended June 30,Six Months Ended June 30,
                              --------------------------------------------------
Unaudited                           1995        1994         1995        1994
                               ------------ ----------- -----------  -----------
Revenues:
  Rental                        $1,602,212   $1,468,997  $3,143,073   $2,856,698
  Interest income                   27,907       11,323      49,929       20,170
                                -----------  ----------- -----------  -----------
               Total Revenues    1,630,119    1,480,320   3,193,002    2,876,868
                                -----------  ----------- -----------  -----------
Expenses:
  Operating and administrative     439,710      344,127     881,631      744,827
  Property management fees          96,302       88,294     188,698      171,320
  Depreciation and amortization    284,999      280,716     570,865      561,433
  Real estate taxes                103,947      128,030     223,883      259,960
  Interest                          33,358       19,162      66,449       41,565
                                -----------  ----------- -----------  -----------
               Total Expenses      958,316      860,329   1,931,526    1,779,105
                                -----------  ----------- -----------  -----------
Minority interest in joint
  partnership earnings              64,220       46,741     119,048       79,433
                                -----------  ----------- -----------  -----------
Earnings                                 $   607,583  $  573,250  $   1,142,428$
1,018,330
                                ===========  =========== ===========  ===========
Earnings per unit of limited
  partnership interest          $     3.89   $     3.67  $     7.32   $     6.53
                                ===========  =========== ===========  ===========
Distributions per unit of limited
  partnership interest          $     4.84   $     4.14  $     9.53   $     8.20
                                ===========  =========== ===========  ===========

COMBINED STATEMENTS OF CASH FLOWS
                                                      Six Months Ended June 30,
                                                    ------------------------------
Unaudited                                                1995           1994
                                                   -------------- -------------
Operating activities:
  Earnings                                          $  1,142,428   $  1,018,330
     Adjustments to reconcile earnings to net cash
      provided by operating activities:
       Minority interest in joint partnership earnings             119,048
79,433
       Depreciation and amortization                     570,865        561,433
     Changes in operating accounts:
       Other assets                                       66,933        (30,192)
       Accounts payable and other accrued expenses        51,991        128,112
       Unearned rent and tenant deposits                  (3,722)         1,150
                                                    -------------  -------------
     Net cash provided by operating activities         1,947,543      1,758,266
                                                    -------------  -------------
Investing activities:
  Improvements to storage centers                         (9,997)       (10,720)
                                                    -------------  -------------
Financing activities:
  Payments on notes payable                              (14,553)       (26,095)
  Distributions to minority partner in joint partnership           (318,000)
  Distributions to partners                           (1,486,897)    (1,279,706)
                                                    -------------  -------------
     Net cash used in financing activities            (1,819,450)    (1,305,801)
                                                    -------------  -------------
Increase in cash and cash equivalents                    118,096        441,745
Cash and cash equivalents at beginning of year         1,877,311      1,281,683
                                                    -------------  -------------
Cash and cash equivalents at end of period          $  1,995,407   $  1,723,428
                                                    =============  =============
Supplemental disclosures of cash flow information:
  Cash paid during period for interest              $     66,449   $     41,565
                                                    =============  =============



NOTE TO COMBINED FINANCIAL STATEMENTS

Financial Statements Preparation:
     The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.
These adjustments consist primarily of normal recurring accruals. The interim financial statements should be read in conjunction with the audited financial statements contained in the 1994 Annual Report. The results of operations for interim periods will not necessarily be indicative of the operating results for the fiscal year. The combined financial statements include the accounts of the Partnership and Shurgard Joint Partners II (SJP II) in which the Partnership has a 70 percent interest. All minority partners' interest in the joint partnership are shown separately on the accompanying financial statements.
     Distributions and earnings per unit of limited partnership interest are based on the total amounts distributed and allocated to limited partners divided by the number of units outstanding during the period (148,200 for the three and six months ended June 30, 1995 and 1994).
     Certain items in the 1994 financial statements have been reclassified to conform with the current year presentation.


PART I, ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

     Operating Results - The Partnership's revenues for the quarter increased $150,000 and earnings increased $34,000 compared to the second quarter of 1994. These increases are primarily due to a 9% increase in the average rental rate per square foot and stable occupancies throughout the Partnership. Factoria Square, Morgan Falls and Ontario contributed the largest revenue gains for the quarter.
The Livonia and Warren storage centers had the largest revenue increases for the Joint Partnership, in which your Partnership owns a 70% interest. Additionally, the Joint Partnership contributed a total of $49,000 in additional rental revenues compared to last quarter at this same time. Occupancies remained stable at an average of 92% at June 30, 1995 and 1994.

     Second quarter expenses rose 11% or $98,000 compared to the same quarter last year. Operating and administrative costs increased $96,000 due to 1) increased personnel costs resulting from additional hours worked by managers, 2) the timing of certain investor service expenses and higher printing costs of the Partnership's quarterly and annual reports and 3) higher repair and maintenance expenses, resulting from an increase in landscaping expense for the spring and summer months at the Canton, Fraser and Warren storage centers, and repairs made to the air conditioning units at Margate. Additionally, interest rates rose from 6.375% at June 30, 1994 to 9.25% at June 30, 1995 causing a $14,000 increase in interest expense. Real estate taxes decreased 24% or $24,000 this quarter compared to last quarter at this time due to levy decreases in the Michigan districts as well as a tax refund received as a result of a successful real estate tax appeal for the Fraser facility.

     Investing Activities - Capital investments planned for the remaining two quarters total approximately $73,000 including pavement work at the Canton and Warren storage centers as well as building improvements to Ontario, Midlothian Turnpike and Canton. These improvements are important to maintaining the value of your investment as well as its ability to generate revenue.



                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          IDS/SHURGARD INCOME GROWTH PARTNERS, L.P.

Date:  August 31, 1995    By: HARRELL BECK
                              ------------------------------------
                              Harrell Beck
                              Treasurer and Authorized Signatory
                              Shurgard General Partner, Inc.
                              General Partner