Form 10-Q
period 1995-09-30
IDS SHURGARD INCOME GROWTH PARTNERS LP
filed 1995-11-14
CIK 822816

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1995

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

For Quarter Ended September 30, 1995    Commission file number 0-17682

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

PART I, ITEM 1 FINANCIAL STATEMENTS

COMBINED BALANCE SHEETS
                                                      Sept 30,       December 31,
Unaudited                                               1995             1994
                                                    -------------   ------------
Assets:
  Cash and cash equivalents                         $  1,995,699   $  1,877,311
  Storage centers, net                                28,971,854     29,739,936
  Other assets                                           357,981        330,333
                                                    -------------  -------------
               Total Assets                         $ 31,325,534   $ 31,947,580
                                                    =============  =============
Liabilities and Partners' Equity (Deficit):
  Liabilities
     Accounts payable and other accrued expenses    $    212,766   $    140,494
     Unearned rent and tenant deposits                   181,451        172,231
     Notes payable                                     1,427,902      1,451,399
                                                     ------------- -------------
               Total Liabilities                       1,822,119      1,764,124
                                                    -------------  -------------
  Minority interest in joint partnership               2,498,414      2,795,612
                                                    -------------  -------------
  Partners' equity (deficit)
     Limited partners                                 27,293,416     27,657,121
     General partner                                    (288,415)      (269,277)
                                                    -------------  -------------
               Total Partners' Equity (Deficit)        27,005,001     27,387,844
                                                    -------------  -------------
               Total Liabilities and Partners'
                 Equity (Deficit)                   $ 31,325,534   $ 31,947,580
                                                    =============  =============

COMBINED STATEMENTS OF EARNINGS
                             Three Months Ended Sept 30,Nine Months Ended Sept 30,
                              --------------------------------------------------
Unaudited                           1995        1994         1995        1994
                               ------------ ----------- -----------  -----------
Revenues:
  Rental                        $1,683,859   $1,542,148  $4,826,932   $4,398,846
  Interest income                   29,374       16,288      79,303       36,458
                                -----------  ----------- -----------  -----------
               Total Revenues    1,713,233    1,558,436   4,906,235    4,435,304
                                -----------  ----------- -----------  -----------
Expenses:
  Operating and administrative     396,385      403,296   1,278,016    1,148,123
  Property management fees         100,837       92,376     289,535      263,696
  Depreciation and amortization    276,067      280,608     846,932      842,041
  Real estate taxes                116,311      128,117     340,194      388,077
  Interest                          32,117       25,441      98,566       67,006
                                -----------  ----------- -----------  ----------
               Total Expenses      921,717      929,838   2,853,243    2,708,943
                                -----------  ----------- -----------  ----------
Minority interest in joint
  partnership earnings              74,254       50,030     193,302      129,463
                                -----------  ----------- -----------  ----------
Earnings                       $   717,262  $   578,568 $ 1,859,690  $ 1,596,898
                                ===========  ========== ===========  ===========
Earnings per unit of limited
  partnership interest          $     4.60   $     3.71  $    11.92   $    10.24
                                ===========  =========== ===========  ==========
Distributions per unit of limited
  partnership interest          $     4.84   $     4.14  $    14.38   $    12.58
                                ===========  =========== ===========  ==========

COMBINED STATEMENTS OF CASH FLOWS
                                                      Nine Months Ended Sept 30,
                                                    ------------------------------
Unaudited                                                1995           1994
                                                   -------------- -------------
Operating activities:
  Earnings                                          $  1,859,690   $  1,596,898
     Adjustments to reconcile earnings to net cash
      provided by operating activities:
       Minority interest in joint partnership earnings   193,302        129,463
       Depreciation and amortization                     846,932        842,041
     Changes in operating accounts:
       Other assets                                      (30,779)       (45,170)
       Accounts payable and other accrued expenses        72,272        119,161
       Unearned rent and tenant deposits                   9,220          4,922
                                                    -------------  ------------
     Net cash provided by operating activities         2,950,637      2,647,315
                                                    -------------  ------------
Investing activities:
  Improvements to storage centers                        (75,719)       (83,238)
                                                    -------------  ------------
Financing activities:
  Payments on notes payable                              (23,497)       (36,460)
  Distributions to minority partner in joint partnership(490,500)       (75,000)
  Distributions to partners                           (2,242,533)    (1,962,217)
                                                    -------------  -------------
     Net cash used in financing activities            (2,756,530)    (2,073,677)
                                                    -------------  -------------
Increase in cash and cash equivalents                    118,388        490,400
Cash and cash equivalents at beginning of year         1,877,311      1,281,683
                                                    -------------  -------------
Cash and cash equivalents at end of period          $  1,995,699   $  1,772,083
                                                    =============  =============
Supplemental disclosures of cash flow information:
  Cash paid during period for interest              $     98,566   $     67,006
                                                    =============  =============



NOTE TO COMBINED FINANCIAL STATEMENTS

Financial Statements Preparation:
     The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.
These adjustments consist primarily of normal recurring accruals. The interim financial statements should be read in conjunction with the audited financial statements contained in the 1994 Annual Report. The results of operations for interim periods will not necessarily be indicative of the operating results for the fiscal year. The combined financial statements include the accounts of the Partnership and Shurgard Joint Partners II (SJP II) in which the Partnership has a 70 percent interest. All minority partners' interest in the joint partnership are shown separately on the accompanying financial statements.
     Distributions and earnings per unit of limited partnership interest are based on the total amounts distributed and allocated to limited partners divided by the number of units outstanding during the period (148,200 for the three and nine months ended Sept. 30, 1995 and 1994).
     Certain items in the 1994 financial statements have been reclassified to conform with the current year presentation.


PART I, ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

     Operating Results - The Partnership's revenues for the quarter increased $155,000 compared to the third quarter of 1994. This increase is primarily due to a 9% increase in the average rental rate per square foot and stable occupancies throughout the Partnership. Morgan Falls, Ontario, and Midlothian contributed the largest revenue gains for the quarter of $35,000, $18,000 and $12,000. The Livonia and Warren storage centers had the largest revenue increases for the Joint Partnership, in which your Partnership owns a 70% interest. The Joint Partnership contributed a total of $68,000 in additional rental revenues compared to last quarter at this same time. Average occupancies increased slightly by one percentage point from 91% at September 30, 1994 to 92% at September 30, 1995.

     Earnings for the quarter rose $139,000 or 24% compared to the same quarter last year due to the increase in revenues as well as the decrease in total expenses. Operating and administrative costs also decreased primarily due to the timing of certain personnel expenses. Real estate taxes decreased 9% or $12,000 this quarter compared to last quarter at this time due to levy decreases in the Michigan districts as well as a tax refund received as a result of a successful real estate tax appeal for the Ontario facility. Additionally, interest rates rose from 6.375% during the third quarter of 1994 to 9.25% during the third quarter of 1995 causing an increase in interest expense.

     Investing Activities - Capital improvements year-to-date total $76,000 which include building improvements to the Ontario and Canton storage centers as well as new asphalt at the Warren center. Capital improvements planned for the fourth quarter total approximately $68,000 and mainly include pavement work, equipment upgrades and building improvements at the Canton storage center.
these improvements are important to maintaining the value of your investment as well as its ability to generate revenue.



                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          IDS/SHURGARD INCOME GROWTH PARTNERS, L.P.

Date:  November 13, 1995    By: HARRELL BECK
                              ------------------------------------
                              Harrell Beck
                              Treasurer and Authorized Signatory
                              Shurgard General Partner, Inc.
                              General Partner