Form 10-K405
period 1995-12-31
IDS SHURGARD INCOME GROWTH PARTNERS LP
filed 1996-03-28
CIK 822816

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934                                     $250
                                             ----------------------

For the fiscal year ended          December 31, 1995
                          -----------------------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934                     [NO FEE REQUIRED]
                                             ----------------------

For the transition period from                      to
                               ---------------------  --------------------

Commission file number    33-17556
                       ---------------------------------------------------

                    IDS/SHURGARD INCOME GROWTH PARTNERS L.P.
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Washington                                        91-1393767
-----------------------                        ---------------------------------
(State of organization)                        (IRS Employer Identification No.)

            1201 Third Avenue, Suite 2200, Seattle, Washington 98101
       -------------------------------------------------------------------
           (Address of principal executive offices)      (Zip code)

       Registrant's telephone number, including area code:  (206) 624-8100

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes   X    No
                                                                -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                           [ X ]

                       DOCUMENTS INCORPORATED BY REFERENCE
     The Annual Report to Security Holders for the fiscal year ended December 31, 1995 are incorporated by reference into Part II and III of this Form 10-K.

                                     PART I

ITEM 1.   BUSINESS.

GENERAL
     IDS/Shurgard Income Growth Partners L.P. (the Partnership) was organized under the laws of the State of Washington on September 29, 1987. The General Partner is Shurgard Associates L.P. The Partnership will terminate December 31, 2030, unless terminated at an earlier date.


     The business of the Partnership is to acquire, develop and operate storage centers. The Partnership has completed the acquisition and development phase of the business; currently its main focus is on the operation of the storage centers. The principal investment objectives of the Partnership are to provide the Limited Partners with regular quarterly cash distributions which, for Taxable Limited Partners, are expected to be partially tax-sheltered; to obtain long-term appreciation in the value of its properties; and to preserve and protect the Limited Partners' capital. The Partnership began operations during 1988 and purchased seven existing storage centers and one development site. The offering was closed in March 1989 with total proceeds raised through the sale of limited partnership interests of approximately $37 million.

     The Partnership is also a partner and 70% equity owner in Shurgard Joint Partners II ("SJP II"), organized in the State of Washington. SJP II purchased four existing storage centers during 1988. The remaining 30% interest was originally owned by Shurgard Income Properties - Fund 18 Limited Partnership. On March 1, 1994, Shurgard Income Properties - Fund 18 was merged into Shurgard Storage Centers, Inc. (SSCI) as part of the consolidation of 17 Shurgard-sponsored limited partnerships. As a result of the merger, SSCI succeeded to all of Shurgard 18's interest in Shurgard Joint Partners II, and assumed its obligation as a partner. The Partnership consented to SSCI's admission as a successor partner in Shurgard Joint Partners II.

     On March 24, 1995, Shurgard Incorporated was merged into SSCI (the Merger). As a result of the Merger, SSCI assumed all of Shurgard Incorporated's rights and obligations under the Management Services Agreement and will manage the Partnership's properties on the terms set forth in the Management Services Agreement.

     For more information regarding the properties owned by the Partnership at December 31, 1995, see Item 2 below.

SELF SERVICE STORAGE
     Self service storage centers provide a low-cost alternative to warehousing and other forms of storage. Storage customers vary from individuals and professionals to small and large businesses. These customers rent an enclosed space or "unit" to store various items, including household goods, recreation vehicles, inventory and business records. Individual units are secured by the customer's own lock and key and the property's security is maintained through a computerized access system. Storage space is rented on a month-to-month basis and the typical rental period for storage tenants is less than two years. This short rental period makes it necessary for management to continually re-lease available space in order to maximize property revenues. The primary technique for renting available space is through advertisements placed in local Yellow Pages and through signage at the property site.

In addition, the Partnership may utilize various promotional programs to stimulate rental activities at a particular facility or within specific market areas.


     The Partnership's storage centers are designed to offer high-quality storage space for personal and business use at a competitive price. Rental rates reflect the comparative quality of the center (security, accessibility and appearance), as well as the superior service provided by on-site managers. Because storage leases are short term, any adjustments in rental rates due to inflation or other market factors can become effective promptly based on the manager's analysis of demand and availability at the particular store.

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

PROPERTY MANAGEMENT
     The Partnership entered into a Management Services Agreement with Shurgard Incorporated which was assumed by SSCI in the Merger, whereby SSCI manages the Partnership's properties for a monthly fee of 6% of the gross revenues from operations of storage centers, plus $75 per month per facility for rendering advertising services. Since SSCI manages the centers, all on-site managers and associate managers are employees of SSCI. As of February 6, 1996 there were 14 such employees on-site at the Partnership's storage centers and 6 such employees on-site at the SJP II storage centers.

     Under the Management Services Agreement, SSCI has granted the Partnership the non-exclusive right to use the name, trademark and service mark "Shurgard" in connection with the rental and operation of its properties. The Management Services Agreement can be terminated without cause by the Partnership with sixty days written notice. However, if the agreement is so terminated, all rights to use the "Shurgard" name, trademark and service mark are also terminated and any signs bearing the name "Shurgard" are to be removed at the Partnership's expense. If the agreement is terminated by SSCI for reasons other than the Partnership's breach thereof, or SSCI is terminated for cause, the Partnership will maintain the right to use the "Shurgard" name, trademark, service mark and related items until the properties are sold or otherwise disposed of. However, such rights may not be passed on to any subsequent purchaser of a property.

COMPETITION
     Management considers occupancy levels in the 90% range to be "full", and as such they believe significant future occupancy gains will be difficult to obtain. Management anticipates that future increases in revenues from storage centers currently owned by the Partnership to continue to be primarily the result of rental rate increases, as they have been in the last two years. To the extent that the existing properties continue to operate profitably, this will likely stimulate further development and result in greater competition between the newly developed and existing properties. The Partnership seeks to maximize revenues by adjusting rents to match demand more flexibly. Store managers evaluate their store's rental rates, based on unit demand, unit availability and competitors' rental rates. The Partnership trains its store managers in revenue optimization and empowers them to adjust marginal rental rates based on their "on the ground" analysis of demand and availability at their particular store. In addition, the use of month-to-month leases, combined with customer turnover, allows rents to be quickly adjusted to match current demand in a flexible manner.

     Entry into the self storage business through acquisition of existing facilities is relatively easy for persons or institutions with the required initial capital. Development of new self storage centers is more difficult, however, due to zoning, environmental and other regulatory requirements. Management has seen recent increases in storage development, but anticipates that this development will not begin to affect industry occupancies until late 1996 or 1997. The Partnership competes with, among others, national and regional storage operators and developers. Performance at any one location is generally most influenced by competition within a five mile radius. The primary factors upon which competition will be based are location, rental rates, suitability of the property's design to prospective tenants' needs and the manner in which the property is operated and marketed. The Partnership has established itself within its markets as a quality operator, emphasizing customer service and security.

     Competition may be accentuated by any increase in availability of funds for investment in real estate. Rising interest rates tend to decrease the availability of funds and therefore can have a positive impact on competition. The extent to which the Partnership is affected by competition will depend in significant part on general market conditions.


DISPOSITION OF ASSETS
     As originally stated, the Partnership plans to dispose of its interest in its properties seven to nine years after acquisition or completion of the properties' development, i.e., between now and 1999. However, as originally indicated, the actual time of the sale depends on a variety of factors not capable of prediction, including future property values, availability of credit worthy purchasers, existing financing opportunities, operating results and the Partnership's assessment of the respective merits of the continued operation or disposition of the properties.

     In connection with the merger of Shurgard Income Properties -- Fund 18 into SSCI, SSCI granted the Partnership the right to sell its interest in Shurgard Joint Partners II at any time in the future to either SSCI or, at SSCI's request, to any wholly owned subsidiary thereof, at a price mutually agreeable to the parties or, if no mutual agreement could be reached, at a price determined through an appraisal process.

     The Partnership is currently conducting discussions with an affiliated party regarding the possible acquisition of an interest in, or a merger with, the Partnership. Whether and when the Partnership will reach agreement regarding this potential acquisition will depend on a number of factors. There can be no assurance that any agreement will be reached, or if reached, that the transactions contemplated thereby will be consummated.

ITEM 2.   PROPERTIES.

     The following table lists each of the Partnership's storage centers at December 31, 1995, the property location, the acquisition or completion date, and the square foot occupancy at December 31, 1993, 1994 and 1995.

-----------------------------------------------------------------------------------------------------------------------------------
                                   Property Location            Rentable     Acquisition/     Occupancy      Occupancy    Occupancy
                                                                 Square      Completion       at Dec. 31     at Dec. 31   at Dec.31
                                                                Footage         Date             1993           1994         1995
-----------------------------------------------------------------------------------------------------------------------------------
Shurgard of S. Military Hwy.       Virginia Beach, VA            48,275         6/88              *              *             *
-----------------------------------------------------------------------------------------------------------------------------------
Shurgard of Midlothian Turnpike    Richmond, VA                  43,850         6/88              *              *             *
-----------------------------------------------------------------------------------------------------------------------------------
Shurgard of Burke                  Washington, D.C.              31,876         6/88              *              *             *
-----------------------------------------------------------------------------------------------------------------------------------
Shurgard of Margate                Miami, FL                     75,325         8/88             92             92            89
-----------------------------------------------------------------------------------------------------------------------------------
Shurgard of Walnut                 Los Angeles, CA               96,377         8/88             83             82            78
-----------------------------------------------------------------------------------------------------------------------------------
Shurgard of Ontario                Los Angeles, CA               56,865         9/88              *              *             *
-----------------------------------------------------------------------------------------------------------------------------------
Shurgard of Morgan Falls           Atlanta, GA                   75,591         9/90             95             95            93
-----------------------------------------------------------------------------------------------------------------------------------
Shurgard of Factoria Square        Bellevue,  WA                 69,995         1/90             95             96            97
-----------------------------------------------------------------------------------------------------------------------------------
Shurgard of Canton**               Detroit, MI                   58,400         11/88             *              *             *
-----------------------------------------------------------------------------------------------------------------------------------
Shurgard of Fraser**               Detroit, MI                   73,000         11/88             *              *             *
-----------------------------------------------------------------------------------------------------------------------------------
Shurgard of Livonia**              Detroit, MI                   67,450         11/88             *              *             *
-----------------------------------------------------------------------------------------------------------------------------------
Shurgard of Warren**               Detroit, MI                   68,150         11/88             *              *             *
-----------------------------------------------------------------------------------------------------------------------------------

  * These properties are individually less than 10% of historical cost of storage centers for the Partnership and Shurgard Joint Partners II. The average occupancy of these projects was 86%, 87% and 89% for 1993, 1994 and 1995, respectively.

  ** Property owned by Shurgard Joint Partners II in which the Partnership has a 70% interest.

     All of the properties were purchased from unaffiliated sellers and are held in fee by the Partnership or Shurgard Joint Partners II.


ITEM 3.   LEGAL PROCEEDINGS.

     Shurgard Joint Partners filed quiet title actions as to the properties in Fraser and Warren in the Circuit Court of Macomb County, Michigan on November 9, 1995 as Case No. 95-5190-CH, and as to the properties in Canton and Livonia in the Circuit Court of Wayne County, Michigan on November 9, 1995 as Case No. 95-533196-CH. Both suits are entitled Shurgard Joint Partners, II (Plaintiffs) vs. Michigan Attic Partners '84 Limited Partnership, Your Attic Equity Partners, Inc., George F. Field, Jac Le Goff and Thomas Niswonger, (Defendants). The Partnership's exposure is not material and expects these actions to be resolved in the near future.



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

          (b)  Holders.

          As of February 6, 1996, there was one general partner and approximately 5,750 limited partners in the Partnership.

          (c)  Distributions.

          During the fiscal years ended December 31, 1994 and 1995, the Partnership distributed $17.03 and $19.22 respectively, per $250 unit of limited partnership interest. In February 1996, the Partnership distributed $4.84 per unit of limited partnership interest. As of December 31, 1995, total distributions of $17,484,766 are greater than total earnings on a basis consistent with generally accepted accounting principles by $5,900,850. Therefore, the partners' original investment has been reduced by that amount for financial reporting purposes.

ITEM 6.   SELECTED FINANCIAL DATA.

     The information called for by this item is incorporated by reference of the Annual Report to Security Holders for the fiscal year ended December 31, 1995, a copy of which is filed as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS.

     The information called for by this item is incorporated by reference of the Annual Report to Security Holders for the fiscal year ended December 31, 1995, a copy of which is filed as Exhibit 13.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information called for by this item is incorporated by reference of the Annual Report to Security Holders for the fiscal year ended December 31, 1995, a copy of which is filed as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Partnership's General Partner is Shurgard Associates L.P., a Washington limited partnership. Shurgard Associates L.P. is managed by the directors and executive officers of Shurgard General Partner, Inc., the corporate General Partner, and by the Individual General Partners. SSCI and IDS Partnership Services Corporation (IPSC), a Minnesota corporation, are limited partners of Shurgard Associates L.P. and as such, do not control the day-to-day affairs of the General Partner or, through the General Partner, the Partnership.
Management of the operation of Partnership projects is performed by SSCI pursuant to the Management Services Agreement.

     The directors of Shurgard General Partner, Inc. have been elected to serve until their successors are duly elected and qualified. As the sole shareholder of Shurgard General Partner, Inc., Charles K. Barbo is in a position to control the election of directors.

     The directors and officers of Shurgard General Partner, Inc., are required to devote only so much of their time to the Partnership's affairs as is necessary or required for the effective conduct and operation of the Partnership's business. The Individual General Partners devote their individual time to the Partnership to the extent they deem advisable in view of the participation of SSCI in Partnership affairs and such other factors as they consider relevant.

     The Individual General Partners of Shurgard Associates L.P. and the executive officers, directors and certain key personnel of Shurgard General Partner, Inc., and SSCI are as follows:



     Name            Age                Company                                      Office and Date of Election
-------------------  ---    ----------------------------------   ------------------------------------------------------------------
Charles K. Barbo      54    Shurgard Associates L.P.             Individual General Partner (1987-present)
                            SSCI                                 President, Chief Executive Officer, and Chairman of the Board
                                                                 (March 1995-present)
                            Shurgard General Partner, Inc.       President (1992-present), Chairman of the Board (1983-present)

Arthur W. Buerk       60    Shurgard Associates L.P.             Individual General Partner (1987-present)
                            Shurgard General Partner, Inc.       Director (1979-February 1996)

Donald B. Daniels     57    Shurgard General Partner, Inc.       Vice President (1983-present), Director (1979-present)

Kristin H. Stred      37    SSCI                                 Senior Vice President, Secretary and General Counsel (1994-present)
                            Shurgard General Partner, Inc.       Secretary (1992-present)

Harrell L. Beck       39    SSCI                                 Director, Senior Vice President, Chief Financial Officer and
                                                                 Treasurer (1994-present)
                            Shurgard General Partner, Inc.       Treasurer (1992-present)

Michael Rowe          39    SSCI                                 Executice Vice President (1994-present)
                            Shurgard General Partner, Inc        Vice President (1992-present)

Mark Hall             38    Shurgard General Partner, Inc        Vice President (February 1996)


     CHARLES K. BARBO has been involved as a principal in the real estate investment industry since 1969. Mr. Barbo is one of the co-founders of Shurgard Incorporated, which was organized in 1972 to provide property management services for self service storage centers and other real estate and commercial ventures. Mr. Barbo was also a co-founder of Shurgard General Partner, Inc. Upon Mr. Buerk's resignation on January 1, 1992, Mr. Barbo assumed the responsibilities of President of Shurgard Incorporated until March 24, 1995 and Shurgard General Partner, Inc. Mr. Barbo is also a general partner in a number of other public real estate partnerships. On March 24, 1995, Shurgard Incoporated merged into SSCI and Mr. Barbo was named the Chairman of the Board, President and Chief Executive Officer of SSCI.

     ARTHUR W. BUERK joined Shurgard Incorporated in 1977. During the ensuing years, Mr. Buerk shared with Messrs. Barbo and Daniels (see below) the various executive management functions within Shurgard Incorporated. Mr. Buerk served as President of Shurgard Incorporated from 1979 to 1991 and Shurgard General Partner, Inc. from 1983 to 1991. Effective January 1, 1992, Mr. Buerk resigned as President of both Shurgard Incorporated and Shurgard General Partner, Inc. to pursue other areas of interest. He served as a director of Shurgard General Partner, Inc. until February, 1996 and, a director of Shurgard Incorporated until March 24, 1995. Mr. Buerk remains a general partner of Shurgard Associates L.P. and is also a general partner in a number of other public real estate partnerships.

     DONALD B. DANIELS has been involved in the real estate investment industry since 1971 and in the self service storage industry since 1974. Mr. Daniels is one of the co-founders of Shurgard Incorporated. He is a director of Shurgard General Partner, Inc. and was a director of Shurgard Incorporated until March 24, 1995. Mr. Daniels is also a general partner in a number of other real estate partnerships.

     KRISTIN H. STRED joined Shurgard Incorporated in 1992. She served as General Counsel and Secretary of Shurgard Incorporated until March 24, 1995 and currently serves as Secretary of Shurgard General Partner, Inc. Ms. Stred served as a corporate attorney in the broadcasting and aerospace industries from 1987 to 1992. On March 24, 1995, Ms. Stred was named Senior Vice President of SSCI. She also serves as Secretary and General Counsel of SSCI.

     HARRELL BECK joined Shurgard Incorporated in April 1986 as the Eastern Regional Operations Manager and, in 1990, he became the Chief Financial Officer. Mr. Beck served as Treasurer of Shurgard Incorporated from 1992 until March 24, 1995. He currently serves as Director, Treasurer and CFO of SSCI as well as Treasurer of Shurgard General Partner, Inc. On March 24, 1995, Mr. Beck was named Senior Vice President of SSCI.

     MICHAEL ROWE came to Shurgard Incorporated as Controller in 1982. In 1983, he became a Vice President and, in 1987, was named Director of Operations of Shurgard Incorporated. Mr. Rowe served as Treasurer of Shurgard Incorporated from 1983 to 1992 and Executive Vice President from 1993 until March 24, 1995. Mr. Rowe currently serves as Executive Vice President of SSCI and Vice President to Shurgard General Partner, Inc.

     MARK HALL joined Shurgard Incorporated in 1985 as Corporate Controller. In 1987 he became the South Western Regional Operations Manager. Prior to joining Shurgard Incorporated, Mr. Hall worked for Touch Ross & Co. where he was employed for approximately four years, during which time he provided services primarily to clients in the real estate and service industries. He has a Bachelor of Arts degree in Business Administration from the

University of Washington. Mr. Hall currently serves as Vice President of Real Estate Services for SSCI and Vice President of Shurgard General Partner, Inc.



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

ITEM 11.  EXECUTIVE COMPENSATION.

          Number of                Capacities
          Persons in                in which                     Cash
            Group                    Served                  Compensation
          ----------               ----------                ------------

              1                  General Partner               150,000*

     *The General Partner has a 5% interest in cash distributions made by the Partnership, which is disproportionate to its share of the capital of the Partnership, which is .003%. This amount represents the portion of cash distributions made to the General Partner during the fiscal year ended December 31, 1995 which is in excess of what a proportionate share of distributions would have been.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

          (a) Security ownership of certain beneficial owners as of February 6, 1996:

               None owning more than 5% of the Partnership's voting securities.

          (b)  Security ownership of management as of February 6, 1996:

          Security ownership in Shurgard Associates L.P. as of February 6, 1996 was as follows:


          Title of                   Name of                       Percent
           Class                Beneficial Owner                   of Class
          --------       -------------------------------------     --------
          General        Shurgard General Partner, Inc.(1,2)            .2%
          Partners'      Charles K. Barbo(2)                           9.9%
          Interest       Arthur W. Buerk(2)                            9.9%
                         SSCI(3,4)                                    40.0%
                         IDS Partnership Services Corporation(3)      40.0%
                                                                     ------
                                                                     100.0%
                                                                     ------
                                                                     ------

          (1) Charles K. Barbo owns 100% of the stock of Shurgard General Partner, Inc.
          (2)  Owner is a General Partner of Shurgard Associates L.P.
          (3)  Owner is a Limited Partner of Shurgard Associates L.P.
          (4) On March 24, 1995, these interests were transferred from Shurgard Incorporated to SSCI as a result of the Merger. Although SSCI acquired through the Merger Shurgard Incorporated's interest in the General Partner, substantially all of the appreciation in the value of that interest during the next five years will inure to the benefit of the former shareholders of Shurgard Incorporated in the form of additional shares of SSCI. As a consequence, most of the future benefits to be derived from the interest in the General Partner (except current operating cash flow and appreciation after five years), if any, will be received by the shareholders of Shurgard Incorporated (including members of management of SSCI) and not by SSCI or its shareholders.

          (c) Changes in control: On March 24, 1995, Shurgard Incorporated was merged into SSCI. As a result of the Merger, SSCI will perform all the duties previously performed by Shurgard Incorporated, including supervision of the operation of the Partnership projects. For the directors, executive officers, key personnel of SSCI and description of the circumstances under which the General Partner may be removed, see Item 10 of this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Partnership agreement provides a fee payable to SSCI for property management services equal to 6% of gross revenues from self service storage operations for day-to-day professional property management services. The monthly fee for management services will be reduced to 3% if leasing services are performed by a party other than SSCI. Payments to SSCI for such management totaled $387,904 for the year ended December 31, 1995.

     Note D of the Annual Report to Security Holders for the year ended December 31, 1995, a copy of which is included as Exhibit 13, is incorporated by reference. In addition, Shurgard Incorporated will receive fees from the Partnership as specified in the Agreement of Limited Partnership, reference to which is made as Exhibit 3(a), and in the Management Services Agreement, reference to which is made as Exhibit 10(a), both of which documents are incorporated by reference. SSCI will succeed Shurgard Incorporated with respect to these agreements. On March 24, 1995 as a result of the merger of Shurgard Incorporated with SSCI, the shareholders of Shurgard Incorporated received shares of SSCI. The following persons owned approximately the designated percentages of SSCI's outstanding common stock.

                                                                    Ownership
                                                                        of
     Person              Relationship to Partnership                 SSCI(1)
---------------------    ---------------------------                ---------
Charles K. Barbo         Individual General Partner
                              of Shurgard Associates L.P.
                         President and Chairman of the Board of
                              Shurgard General Partner, Inc.            3.1%

Arthur W. Buerk          Individual General Partner of
                              Shurgard Associates L.P.                  2.2%

Donald B. Daniels        Director and Vice President of
                              Shurgard General Partner, Inc.            *

     As shareholders of SSCI these individuals may benefit indirectly from the transactions disclosed in this item.

     (1) As a result of the Merger, Shurgard Incorporated shareholders were entitled to receive additional SSCI shares based on (i) the extent to which, during the five years following the closing of the Merger, SSCI realized value as a result of certain transactions relating to, among others, SSCI's interest in the General Partner and (ii) the value, at the end of five years or in the event of a change of control, of any remaining interests in the General Partner as determined by independent appraisal. The ownership percentages in SSCI above do not reflect theses additional shares.

     *  Mr. Daniels owns less than 1% of SSCI.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND
          REPORTS ON FORM 8-K.

(a)  1.   Financial statements:

          The following financial statements of IDS/Shurgard Income Growth Partners L.P. and Shurgard Joint Partners II are incorporated by reference in Part II and are filed as Exhibit 13:

          Consolidated balance sheets - December 31, 1995 and 1994 Consolidated statements of earnings - Three years ended December 31, 1995
          Consolidated statements of partners' equity (deficit) - Three years ended December 31, 1995
          Consolidated statements of cash flows - Three years ended
          December 31, 1995
          Notes to consolidated financial statements - Three years ended December 31, 1995
          Independent auditors' report

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

Date:  March 28, 1996     IDS/SHURGARD INCOME GROWTH PARTNERS L.P.

                          By: Shurgard Associates L.P., General Partner

                              By: Shurgard General Partner, Inc. General Partner

                                  By:  HARRELL BECK
                                     ------------------------------------------
                                        Harrell Beck, Treasurer


                              By:  CHARLES K. BARBO
                                 ------------------------------------------
                                   Charles K. Barbo, General Partner


                              By:  ARTHUR W. BUERK
                                 ------------------------------------------
                                   Arthur W. Buerk, General Partner


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Signature                     Title                              Date
     ---------                     -----                              ----

  CHARLES K. BARBO       President, Chairman of the Board and    March 28, 1996
----------------------   Director of Shurgard General
  Charles K. Barbo       Partner, Inc. (principal executive
                         officer)


  ARTHUR W. BUERK        General Partner                         March 28, 1996
----------------------
  Arthur W. Buerk


  HARRELL BECK           Treasurer of Shurgard General           March 28, 1996
----------------------   Partner, Inc. (principal financial
  Harrell Beck           officer and principal accounting
                         officer)

                                  EXHIBIT INDEX


     EXHIBIT                                    REFERENCE
--------------------------------------------------------------------------------

 3.  Articles of incorporation and by-laws:     Filed as Exhibit 3 to Form S-11
     (a) Agreement of Limited Partnership       for Registration No. 33-17556

 4.  Instruments defining the rights of         See Exhibit 3(a), above
     security holders, including indentures

10.  Material contracts:                        Filed as Exhibit 10(a) to
     (a) Management Services Agreement          Form S-11 for Registration
                                                No. 33-17556
13.  Annual report to security holders

21.  Subsidiaries of the registrant             See Item 1 of this Form 10-K

27.  Financial Data Schedule