Form 10-K405/A
period 1995-12-31
IDS SHURGARD INCOME GROWTH PARTNERS LP
filed 1996-04-03
CIK 822816

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
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

                    IDS/SHURGARD INCOME GROWTH PARTNERS L.P.
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Washington                                        91-1393767
- -----------------------                        ---------------------------------
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


Date:  April 2, 1996      IDS/SHURGARD INCOME GROWTH PARTNERS L.P.

                          By: Shurgard Associates L.P., General Partner

                              By: Shurgard General Partner, Inc. General Partner

                                  By:  HARRELL BECK
                                     ------------------------------------------
                                        Harrell Beck, Treasurer


                              By:  CHARLES K. BARBO
                                 ------------------------------------------
                                   Charles K. Barbo, General Partner


                              By:  ARTHUR W. BUERK
                                 ------------------------------------------
                                   Arthur W. Buerk, General Partner

                                  EXHIBIT INDEX


     EXHIBIT                                    REFERENCE
- --------------------------------------------------------------------------------



13.  Annual report to security holders