Form 10-Q
period 1996-03-31
IDS SHURGARD INCOME GROWTH PARTNERS LP
filed 1996-05-08
CIK 822816

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1996

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

For Quarter Ended March 31, 1996    Commission file number 0-17682

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

PART I, ITEM 1 FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
                                                      Mar. 31,      Dec. 31,
Unaudited                                                1996         1995
                                                    ------------    -------
Assets:
  Cash and cash equivalents                            $ 702,060   $  668,672
  Storage centers, net                                28,500,759   28,760,097
  Other assets                                           400,139      309,911
                                                       ----------   ---------
               Total Assets                           $29,602,958 $29,738,680
                                                     ===========  ===========
Liabilities and Partners' Equity (Deficit):
  Liabilities
     Accounts payable                                   $ 36,644   $105,669
     Other accrued expenses                               56,051     43,910
     Due to affiliates                                    39,694     39,082
     Accrued real estate taxes                            59,629      1,043
     Unearned rent and tenant deposits                   168,288    174,935
                                                      ----------  ---------
               Total Liabilities                         360,306    364,639
                                                      ----------  ---------
  Minority interest in joint partnership               2,472,065  2,481,862
                                                      ----------  ---------
  Partners' equity (deficit)
     Limited partners                                 27,070,724 27,186,240
     General partner                                    (300,137)  (294,061)
                                                      ---------- ----------
       Total Partners' Equity (Deficit)               26,770,587 26,892,179
                                                      ---------- ----------
        Total Liabilities and Partners'
                  Equity (Deficit)                   $29,602,958 $29,738,680
                                                     =========== ===========



CONSOLIDATED STATEMENTS OF EARNINGS
                                                   Three Months Ended Mar.31,
Unaudited                                             1996          1995
                                                    ----------   -----------
Revenue:
  Rental                                            $1,622,101   $1,540,861
  Interest income                                       10,257       22,022
                                                    ----------  -----------
               Total Revenue                         1,632,358    1,562,883
                                                    ----------  -----------
Expenses:
  Operating and administrative                         448,834      441,921
  Property management fees                              97,345       92,396
  Depreciation and amortization                        260,382      285,866
  Real estate taxes                                    126,550      119,936
  Interest                                                           33,091
                                                    ----------   ----------
               Total Expenses                          933,111      973,210
                                                    ----------   ----------
Minority interest in joint partnership earnings         65,203       54,828
                                                    ----------  -----------
Earnings                                            $  634,044   $  534,845
                                                    ==========  ===========
Earnings per unit of limited partnership interest   $     4.06   $     3.43
                                                    ==========  ===========
Distributions per unit of limited
               partnership interest                 $     4.84   $     4.69
                                                    ==========  ===========

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    Three Months Ended Mar.31,
Unaudited                                             1996          1995
                                                    ----------   -----------
Operating activities:
  Earnings                                        $  634,044     $ 534,845
   Adjustments to reconcile earnings to net cash:
      provided by operating activities
       Minority interest in joint
          partnership earnings                        65,203        54,828
       Depreciation and amortization                 260,382       285,866
     Changes in operating accounts:
       Other assets                                  (91,272)       15,856
       Accounts payable                              (69,025)      (41,310)
       Other accrued expenses                         12,141           747
       Due to affiliates                                 612           725
       Accrued real estate taxes                      58,586        54,755
       Unearned rent and tenant deposits              (6,647)        9,314
                                                    ---------    ----------
     Net cash provided by operating activities       864,024       915,626
                                                    ---------    ----------
Financing activities:
  Payments on note payable                                          (6,085)
  Distributions to minority partner
       in joint partnership                          (75,000)     (160,500)
  Distributions to partners                         (755,636)     (731,261)
                                                    ---------    ----------
     Net cash used in financing activities          (830,636)     (897,846)
                                                    ---------    ----------
Increase in cash and cash equivalents                 33,388        17,780
Cash and cash equivalents at beginning of year       668,672     1,877,311
                                                    ---------    ----------
Cash and cash equivalents at end of period          $702,060    $1,895,091
                                                   ==========   ==========
Supplemental disclosures of cash flow information:
  Cash paid during period for interest              $   _        $  33,091
                                                   ==========   ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A  Financial Statements Preparation:
     The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.
These adjustments consist primarily of normal recurring accruals. The interim financial statements should be read in conjunction with the audited financial statements contained in the 1995 Annual Report. The results of operations for interim periods will not necessarily be indicative of the operating results for the fiscal year. The consolidated financial statements include the accounts of the Partnership and Shurgard Joint Partners II (SJP II) in which the Partnership has a 70 percent interest. All minority partners' interest in the joint partnership are shown separately on the accompanying financial statements.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses during the reporting period. Actual results can differ from those estimates.
     Certain items in the 1995 financial statements have been reclassified to conform with the current year presentation.
     Distributions and earnings per unit of limited partnership interest are based on the total amounts distributed and allocated to limited partners divided by the number of units outstanding during the period (148,202 for the three months ended March 31, 1996 and 1995).



PART I, ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS


     Operating Results. The Partnership's performance continues to improve with earnings up $99,000 or 19% over the same quarter last year. Rental revenue in turn increased $81,200 or 5% due to an 6% increase in the average rental rate per square foot and stable occupancies throughout the Partnership. Morgan Falls, Ontario and Midlothian storage centers contributed the largest revenue gains for the quarter of $23,000, $10,000 and $9,000, respectively. The joint partnership, in which your Partnership owns a 70% interest, had $33,000 in additional rental revenue compared to last year. Canton and Warren storage centers had the largest revenue contributions for the joint partnership of $13,300 and $12,600, respectively. Occupancies remained stable at an average of 89% at March 31, 1996 compared to 88% one year ago.
     First quarter expenses decreased 4% or $40,000 compared to the same quarter last year. The majority of this decrease is due to the elimination of interest expense resulting from the payoff of the Partnership's bank note last quarter. Additionally, depreciation expense declined as certain assets became fully depreciated; this decrease does not affect the Partnership's cash flow. Operating and administrative expenses, however, increased 2% over last year primarily due to the increased cost in snow removal at the Warren storage center as well as an overall increase in advertising expense at all of the Partnership's storage centers.
   Cash Activities. The Partnership continues to investigate various alternatives to provide the limited partners with greater liquidity. Costs incurred by the Partnership in exploring various alternative transactions totaled approximately $91,000. Whether and when the Partnership will reach agreement regarding the implementation of any of the various alternatives will depend on a number of factors. There can be no assurance that any agreement will be reached, or if reached, that the transactions contemplated thereby will be consummated.
     Capital investments planned for the remaining three quarters of 1996 total approximately $63,000 and include roofing at the Burke storage center as well as paving at the Canton and Fraser storage centers. These improvements are important to maintaining the value of your investment as well as its ability to generate revenue.
   If you have any questions regarding your investment, please contact your American Express Financial Advisor or call Shurgard Investor Relations at 800-955-2235.


SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          IDS/SHURGARD INCOME GROWTH PARTNERS, L.P.

Date:  May 07, 1996       By: HARRELL BECK
                              ------------------------------------
                              Harrell Beck
                              Treasurer and Authorized Signatory
                              Shurgard General Partner, Inc.
                              General Partner