Form 10-Q
period 1996-06-30
IDS SHURGARD INCOME GROWTH PARTNERS LP
filed 1996-08-12
CIK 822816

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


  (Mark One)

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended  June 30, 1996

                                  OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

  For the transition period from     to

  For Quarter Ended June 30, 1996    Commission file number 0-17682

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


  PART I, ITEM 1 FINANCIAL STATEMENTS


  CONSOLIDATED BALANCE SHEETS
                                                     June 30,       December 31,
Unaudited                                               1996             1995
                                                   -------------   ------------
Assets:
  Cash and cash equivalents                         $    865,281   $    668,672
  Storage centers, net                                28,270,167     28,760,097
  Other assets                                           271,811        309,911
                                                    -------------  -------------
     Total Assets                                   $ 29,407,259   $ 29,738,680
                                                    =============  =============
Liabilities and Partners' Equity (Deficit):
  Liabilities
     Accounts payable                               $     41,370   $    105,669
     Other accrued expenses                               53,796         43,910
     Due to affiliates                                    41,442         39,082
     Accrued real estate taxes                            77,117          1,043
     Unearned rent and tenant deposits                   177,828        174,935
     Accrued transaction costs                           318,985
                                                    -------------  -------------
     Total Liabilities                                   710,538        364,639
                                                    -------------  -------------
  Minority interest in joint partnership               2,448,602      2,481,862
                                                    -------------  -------------
  Partners' equity (deficit)
  Limited partners                                    26,574,378     27,186,240
  General partner                                       (326,259)      (294,061)
                                                    -------------  -------------
     Total Partner's Equity (Deficit)                 26,248,119     26,892,179
                                                    -------------  -------------
  Total Liabilities and Partners'
                Equity (Deficit)                   $ 29,407,259   $ 29,738,680
                                                   =============  =============


  CONSOLIDATED STATEMENTS OF EARNINGS
                              Three Months Ended June 30,Six Months Ended June 30,
                             --------------------------------------------------
  Unaudited                        1996        1995         1996        1995
                              ------------ ----------- -----------  -----------
Rental Revenue:                 $1,656,016   $1,602,212  $3,278,117   $3,143,073

Expenses:
  Operating and administrative    444,478      439,710     893,312      881,631
  Property management fees         99,781       96,302     197,126      188,698
  Depreciation and amortization   259,197      284,999     519,579      570,865
  Real estate taxes               125,935      103,947     252,485      223,883
                                -----------  ----------- -----------  -----------
     Total Expenses               929,391      924,958   1,862,502    1,865,077
                                -----------  ----------- -----------  -----------
Earnings From Operations          726,625      677,254   1,415,615    1,277,996
                                -----------  ----------- -----------  -----------

Other Income (Expenses)
  Interest income                   8,953       27,907      19,210       49,929
  Interest expense                             (33,358)                 (66,449)
  Transaction costs              (425,373)                (425,373)
                                 ----------- -----------  ----------- -----------
     Total Other Income
                   (Expenses)    (416,420)      (5,451)   (406,163)     (16,520)
                               -----------  ----------- -----------  -----------
  Minority interest in joint
     partnership earnings         (77,037)     (64,220)   (142,240)    (119,048)
                                -----------  ----------- -----------  -----------
Earnings                        $ 233,168    $ 607,583   $  867,212   $1,142,428
                                ===========  =========== ===========  ===========
Earnings per unit of limited
  partnership interest          $     1.49   $     3.89  $     5.56   $     7.32
                                ===========  =========== ===========  ===========
Distributions per unit of limited
  partnership interest          $     4.84   $     4.84  $     9.69   $     9.53
                                ===========  =========== ===========  ===========


  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     Six Months Ended June 30,
                                                   ------------------------------
Unaudited                                                1996           1995
                                                  -------------- -------------
Operating activities:
  Earnings                                          $    867,212   $  1,142,428
  Adjustments to reconcile earnings to net cash
     provided by operating activities:
     Transaction costs                                   425,373
     Minority interest in joint partnership earnings               142,240
119,048
     Depreciation and amortization                       519,579        570,865
  Changes in operating accounts:
     Other assets                                         36,013         66,933
     Accounts payable                                    (64,299)       (20,682)
     Other accrued expenses                                9,886          2,032
     Due to affiliates                                     2,360         (3,821)
     Accrued real estate taxes                            76,074         74,462
     Unearned rent and tenant deposits                     2,893         (3,722)
                                                    -------------  -------------
  Net cash provided by operating activities            2,017,331      1,947,543
                                                    -------------  -------------
Investing activities:
  Improvements to storage centers                        (27,562)        (9,997)
                                                    -------------  -------------
Financing activities:
  Payments on notes payable                                             (14,553)
  Distributions to minority partner in joint partnership(175,500)      (318,000)
  Distributions to partners                           (1,511,272)    (1,486,897)
  Payment of transaction costs                          (106,388)
                                                    -------------  -------------
     Net cash used in financing activities            (1,793,160)    (1,819,450)
                                                    -------------  -------------
Increase in cash and cash equivalents                    196,609        118,096
Cash and cash equivalents at beginning of year           668,672      1,877,311
                                                    -------------  -------------
Cash and cash equivalents at end of period          $    865,281   $  1,995,407
                                                    =============  =============
Supplemental disclosures of cash flow information:
  Cash paid during period for interest              $         -    $     66,449
                                                    =============  =============




  NOTE TO COMBINED FINANCIAL STATEMENTS

  Financial Statements Preparation:
    The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals. The interim financial statements should be read in conjunction with the audited financial statements contained in the 1995 Annual Report. The results of operations for interim periods will not necessarily be indicative of the operating results for the fiscal year. The consolidated financial statements include the accounts of the Partnership and Shurgard Joint Partners II (SJP II) in which the Partnership has a 70 percent interest. All minority partners' interest in the joint partnership are shown separately on the accompanying financial statements.
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses during the reporting period. Actual results can differ from those estimates.
    Distributions and earnings per unit of limited partnership interest are based on the total amounts distributed and allocated to limited partners divided by the number of units outstanding during the period (148,202 for the three and six months ended June 30, 1996 and 1995).
       Certain items in the 1995 financial statements have been reclassified to conform with the current year presentation.

  PART I, ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

    The Partnership's rental revenue for the three and six months ended June 30, 1996 increased $53,800 and $135,000, respectively, compared to the same periods in 1995. Morgan Falls, Midlothian Turnpike, and Warren storage centers contributed the largest revenue gains for the Partnership through June 30, 1996. Earnings from operations for the three and six months ended June 30, 1996 also increased $49,300 and $137,600, respectively, compared to the same periods in 1995. These increases are primarily due to a 5.3% increase in the average rental rate per square foot and generally stable occupancies throughout the Partnership at an average of 91% at June 30, 1996 compared to 92% at June 30, 1995.

    Real estate taxes increased $22,000 and $28,600 for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995. The majority of this increase is due to tax refunds received in the second quarter of 1995 as a result of successful real estate tax appeals for the Fraser and Margate storage centers which lowered the 1995 expense. Depreciation expense declined as certain assets became fully depreciated; this decrease does not affect the Partnership's cash flow.
  Additionally, there was an elimination of interest expense resulting from the payoff of the Partnership's bank note in late 1995.

    Capital improvements for the six months ended June 30, 1996 totaled $27,600 which comprised largely of ground and building improvements to the Morgan Falls storage center as well as security upgrades to the Fraser storage center.

       On July 1, 1996, the Partnership entered into a merger agreement with Shurgard Storage Centers, Inc. (SSCI) and two affiliated Partnerships whereby: A) SSCI would commence a cash tender offer for up to 65,000 Units of the Partnership and B) following completion of the tender offer, the Partnership would seek the requisite approval by the limited partners to merge into SSCI. Upon consummation of the merger all limited partners would receive stock in SSCI.
       In connection with this transaction, the Partnership is expected to incur approximately $939,800 in costs. As of June 30, 1996, transaction costs totaling approximately $425,400 have been posted as expenses on the Partnership's books (of which approximately $106,400 has already been paid). In the event that the merger is not consummated, the Partnership will bear certain expenses as defined in the merger agreement.
       Due to this transaction, Partnership distributions have been temporarily suspended. Upon completion of the merger, the Partnership will make a final cash distribution equal to the amount, if any, by which the Partnership's closing net asset value exceeds its net asset value as defined in the merger agreement. This distribution will be received only by those who were partners immediately prior to the merger.


  PART II, ITEM 1 LEGAL PROCEEDINGS

       On July 16, 1996, Irving and Roberta B. Schuman, filed a purported class and derivative action complaint in the Superior Court of the State of Washington, King County naming the Shurgard REIT, the General Partner of the Partnership, and certain other individuals and entities as defendants and the Partnership as a nominal defendant.

       In the complaint, the plaintiffs asserted claims for breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, breach of contract and fraud against each of the defendants. The plaintiffs seek monetary damages and equitable relief, including an order enjoining the consummation of the Shurgard REIT's tender offer for units of the Partnership (the Offer), or alternatively, an order requiring the defendants to issue disclosures to correct allegedly false and misleading statements and omissions of material facts in all documents prepared, filed with the SEC, issued or disseminated to the Limited Partners of the Partnership by the defendants in connection with the Offer. The defendants believe the lawsuit is without merit and intend to vigorously defend it.


                               SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         IDS/SHURGARD INCOME GROWTH PARTNERS L.P.

  Date:  August 12, 1996 By: HARRELL BECK
                             ------------------------------------
                             Harrell Beck
                             Treasurer and Authorized Signatory
                             Shurgard General Partner, Inc.
                             General Partner