Form 10-K405/A
period 1995-12-31
IDS SHURGARD INCOME GROWTH PARTNERS LP
filed 1996-10-15
CIK 822816

                                   FORM 10-K/A

                                 Amendment No. 2
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

     On March 25, 1996, in connection with preliminary discussions relating to a potential business transaction (involving SSCI and not the Partnership) which were subsequently terminated, SSCI and Public Storage, Inc. ("PS") entered into a customary confidentiality and standstill agreement whereby PS agreed that it would not acquire any interests in SSCI or any of SSCI's affiliates (including the Partnership) for a period of two years without SSCI's consent (preventing PS from making a tender offer for units of limited partnership interest in the Partnership without the permission of SSCI).

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

Date:  October 15, 1996   IDS/SHURGARD INCOME GROWTH PARTNERS L.P.

                          By: Shurgard Associates L.P., General Partner

                              By: Shurgard General Partner, Inc. General Partner

                                  By:  HARRELL BECK
                                     ------------------------------------------
                                        Harrell Beck, Treasurer